Form 10-K
period 2006-12-31
VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-2; VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC
filed 2007-03-30
CIK 1267762, 1221498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
333-103709-02
333-103709
(Commission File Numbers)
Volkswagen Auto Loan Enhanced Trust 2003-2
(Exact name of Issuing Entity as specified in its charter)
Volkswagen Public Auto Loan Securitization, LLC
(Exact name of Depositor as specified in its charter)

State of Delaware	83-0349353
(State or other jurisdiction of	43-6903059
incorporation or organization)	(I.R.S. Employer Id. Nos.)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)
(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
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
Documents Incorporated by Reference: See Item 15(b).

FORM 10-K
INTRODUCTORY NOTE
The transaction to which this form 10-K relates was registered with the Securities and Exchange Commission on Form 424B5 and closed on October 29, 2003 and therefore is not subject to the requirements of Regulation AB.

PART 1
Item 1. Business.
This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Loan Enhanced Trust 2003-2 (the “Trust”), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of October 29, 2003, between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and The Bank of New York Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,261,315,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of October 29, 2003 (the “Indenture”), between the Trust and The Bank of New York , as successor trustee to JPMorgan Chase Bank, as indenture trustee (the “Indenture Trustee”). Pursuant to the Indenture, the Trust also issued $29,033,164.85 in aggregate principal amount of asset-backed notes, Class B, which were not offered to the public.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Trust as of December 31, 2006:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)

	a. 31 — 60 Days Delinquent	309	2,477
	b. 61 — 90 Days Delinquent	30	229

2.	Delinquency Ratio:		Amount ($000’s)

	a. Delinquent Balance		2,706
	b. Total Pool Balance		235,560
	c. Delinquency Ratio		1.15%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)

	a. For the Year Ended December 31, 2006	190	2,071

4.	Aggregate Net Losses, for the year ended December 31, 2006:		Amount ($000’s)

	a. Aggregate Net Losses		127
	b. Original Portfolio		1,354,290
	c. Aggregate Loss Ratio		0.01%

Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2006, or as of the date of this report.
(b) Not applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during fiscal year 2006 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	The holder of record of all offered Notes as of December 31, 2006 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2006, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable.

(c)	Not applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2006:

Date	Items Reported
February 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
March 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
May 22, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
August 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
October 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
November 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
January 22, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*

*Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2007

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

Name: Bruce Harris
Title: Chief Financial Officer

EXHIBIT INDEX
Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2006.
Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2006 through December 2006.